Form 10QSB
period 2007-03-31
ZANE ACQUISITION I INC
filed 2007-05-21
CIK 1372994

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐ TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission file number 000-52270

Zane Acquisition I, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware	02-0782559
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification number)

c/o Trinad Capital
2121 Ave of the Stars
Suite 2550
Los Angeles, CA	90067
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (310) 601-2500
facsimile number: (310) 277-2741

c/o LA MARKETING
4800 North Federal Highway, Suite D 108
Boca Raton, FL 33431
(Former name, former address and former
fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No.

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No. ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 3,000,000 shares of Common Stock, par value $ .0001 per share, outstanding as of May 14, 2007.

Transitional Small Business Disclosure Format (Check one):   YES ☐  NO ☒

ZANE ACQUISITION I, INC.

–TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
Zane Acquisition I, Inc.
Balance Sheet
March 31, 2007
(Unaudited)
Assets

Current Assets
Cash	$854

Total Assets	$854

Liabilities and Stockholders' Equity

Current Liabilities	$6,500
Accrued Expenses
Total Liabilities	6,500

Stockholders' Deficit
Preferred stock - $0.0001 par value, 10,000,000 shares
authorized, none issued and outstanding
Common Stock - $0.0001 par value, 75,000,000 shares
authorized, 3,000,000 shares issued and oustanding	300
Additional paid-in -capital	48,288
Accumulated deficit	(54,234)

Total Stockholders' Deficit	(5,646)

Total Liabilities and Stockholders' Deficit	$854

See notes to unaudited financial statements.

Zane Acquisition I, Inc.
Statement of Operations
(Unaudited)

For The Three Months Ended March 31, 2007

General and Administrative Expenses	$(17,199)

Net Loss	$(17,199)

Basic and Diluted Loss Per Share	*

Weighted Average Number of Common Shares Oustanding	3,000,000

* Less Than $0.01 Per Share

See notes to unaudited financial statements.

Zane Acquisition I, Inc.
Statement of Cash Flows
(Unaudited)
Cash Flows From Operating Activities:
Net Loss	$(17,199)
Adjustments to reconcile net loss to net cash used in operating activities
Increase in accrued expenses	5,574
Net Cash used in Operating Activities	(11,625)

Cash Flows From Financing Activities:
Additional Paid in Capital	3,588
Net Cash provided by Financing Activities	3,588

Net cash decrease for period	(8,037)

Cash - beginning	8,891

Cash - ending	$854

See notes to unaudited financial statements.

Zane Acquisition I, Inc.
Notes to Unaudited Financial Statements

Note 1 - Organization, Business and Operations

Zane Acquisition I, Inc., (The “Company”) was incorporated in Delaware on July 21, 2006 with the objective of acquiring or merging with an operating business and is inactive.

Note 2 - Summary of Significant Accounting Polices

Basis of Presentation

The accompanying unaudited financial statements and related notes of the Company have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial statement information and with the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. In the opinion of management, a1l adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations and cash flows for the interim period presented have been included. These financial statements should be read in conjunction with the financial statements of Zane Acquisition I, Inc. together with the Company’s Plan of Operations in the Company’s Form 10-KSB for the period from July 21, 2006 (inception) to December 31, 2006. Interim results are not necessarily indicative of the results for a full year.

Financial Statements

The financial statements include all the accounts of the Company.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

New Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Note 3 - Going Concern and Management’s Plans

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses and negative operating cash flow since inception and future losses are anticipated. The Company’s plan of operations, even if successful, may not result in cash flow sufficient to finance and expand its business. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Realization of assets is dependent upon continued operations of the Company, which in turn is dependent upon management’s plans to meet its financing requirements and the success of its future operations. These financial statements do not include any adjustments related to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

We plan to raise additional capital with a view to making ourselves an attractive vehicle to acquire a business. We will then seek a suitable acquisition candidate. No such business has been identified and we are therefore subject to a number of risks, including: any acquisition consummated by us may turn out to be unsuccessful; investors in us will not know what operating business, if any, will be acquired, including the particular industry in which the business operates, and whether dilutive financing will be required therewith; the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future; we may acquire a company in the early stage of development, causing us to incur further risks; we may be dependent upon the management of an acquired business which has not proven its abilities or effectiveness; we will be controlled by a small number of stockholders, and such control could prevent the taking of certain actions that may be beneficial to other stockholders; our common stock will likely be thinly traded, and the public market may provide little or no liquidity for holders of our common stock.

Note 4 - Income Tax

Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements as of January 1, 2007. The evaluation was performed for the tax year ended December 31, 2006, which remains subject to examination for Federal and state purposes as of March 31, 2007.

The Company’s policy is to classify assessments, if any, for tax related interest as interest expenses and penalties as general and administrative expenses.

Note 5 - Subsequent Event

On April 2, 2007, the Company redeemed 2,850,000 shares of its common stock from its stockholder/directors of the Company, for an aggregate purchase price of $37,500.

On April 2, 2007, the Company sold 2,850,000 shares of the Company’s common stock to Trinad Capital Master Fund, Ltd., representing 95% of the issued and outstanding common stock for $37,500.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

We may, in discussions of our future plans, objectives and expected performance in periodic reports filed by us with the Securities and Exchange Commission (“SEC”) (or documents incorporated by reference therein) and in written and oral presentations made by us, include projections or other forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933 or Section 21E of the Securities Act of 1934, as amended. Such projections and forward-looking statements are based on assumptions, which we believe are reasonable but are, by their nature, inherently uncertain. You are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward looking statements as a result of various factors. The factors that might cause such differences include, among others, the following: (i) our inability to obtain sufficient cash to fund ongoing obligations and continue as a going concern; (iii) our ability to carry out our operating strategy; and (iv) other factors including those discussed below. We undertake no obligation to publicly update or revise forward looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-QSB or to reflect the occurrence of unanticipated events.

DESCRIPTION OF BUSINESS

Zane Acquisition I, Inc., (the “Company”) was incorporated in Delaware on July 21, 2006 with the objective of acquiring or merging with an operating business and is inactive.

We were organized as a vehicle to investigate and, if such investigation warrants, acquire a target entity or business seeking the perceived advantages of being a publicly held corporation and, to a lesser extent, that desires to employ the Company’s funds in its business.

On April 2, 2007, we redeemed 2,850,000 shares of our common stock from our stockholders Steven Bettinger, Ivan Spinner and Jared Shaw, each a director, for an aggregate purchase price of $37,500.

On April 2, 2007, Trinad Capital Master Fund, Ltd., an exempted Cayman Island Corporation, with an address at 2121 Avenue of the Stars, Suite 2550, Los Angeles, California 90067 (the “Purchaser”) entered into a Common Stock Purchase Agreement (the “Agreement”) with us, Steven Bettinger, Jared Shaw and Ivan Spinner (collectively the “Initial Stockholders”). The managing members of the Purchaser are Robert Ellin and Jay Wolf. Pursuant to the terms of the Agreement, the Initial Stockholders agreed to sell 2,850,000 shares (the “Shares”) of our common stock, $.0001 par value, (“Common Stock”) representing 95% of the issued and outstanding common stock as of April 2, 2007 (the “Closing”) to the Purchaser. In consideration of the purchase of shares, the Purchaser paid at Closing the total sum of thirty-thousand ($37,500) dollars according to the terms of the Agreement. The sale of the shares to the Purchaser, an accredited investor, was made pursuant to the exemptions from registration afforded by Sections 4(2) and 4(6) of the Securities Act of 1933, as amended.

   At the time of the change in control, the Purchaser was the beneficial owner of 2,850,000 shares of our common stock. This amount represents approximately 95% of the total voting stock currently outstanding.

In accordance with the Agreement, Steven Bettinger and Ivan Spinner resigned as directors on our board at Closing, and Robert Ellin, Jay Wolf and Barry I. Regenstein became directors effective as of the Closing under the Agreement

MANAGEMENT’S PLAN OF OPERATIONS

We are inactive and are currently considered a “shell” company by the Securities and Exchange Commission with no operations and is controlled by Trinad Capital Master Fund, Ltd. (“Trinad”), our majority shareholder.

We are seeking to raise additional capital with a view to making ourselves an attractive vehicle to acquire a business. We will then seek a suitable acquisition candidate. No such business has been identified and we are therefore subject to a number of risks, including: any acquisition consummated by us may turn out to be unsuccessful; investors in us will not know what operating business, if any, will be acquired, including the particular industry in which the business operates, and whether dilutive financing will be required therewith; the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future; we may acquire a company in the early stage of development, causing us to incur further risks; we may be dependent upon the management of an acquired business which has not proven its abilities or effectiveness; we will be controlled by a small number of stockholders, and such control could prevent the taking of certain actions that may be beneficial to other stockholders; our common stock will likely be thinly traded, and the public market may provide little or no liquidity for holders of our common stock.

Trinad has agreed that it will not dispose of any of its common stock until an acquisition transaction has been consummated and a current report on Form 8-K setting forth the terms of the acquisition and audited financial statements of the acquisition target have been filed with the SEC.

Our plan of operation is to merge or effect a business combination with a domestic or foreign private operating entity. We may seek to raise additional capital first to make ourselves more attractive to acquisition candidates. We believe that there are perceived benefits to being a “reporting company” with a class of publicly-traded securities which may be attractive to private entities. Other than activities relating to such financing and attempting to locate such a candidate, we do not currently anticipate conducting any operations.

We may enter into a definitive agreement with a wide variety of private businesses without limitation as to their industry or revenues. It is not possible at this time to predict when, if ever, we will enter into a business combination with any such private company or the industry or the operating history, revenues, future prospects or other characteristics of any such company. Trinad intends to raise capital to make us a more attractive acquisition vehicle and then seek a suitable merger candidate. Trinad has not identified an acquisition target at this time.

We do not currently engage in any product research and development and have no plans to do so in the foreseeable future. We have no present plans to purchase or sell any plant or significant equipment. We also have no present plans to add employees although we may do so in the future if we engage in any merger or acquisition transactions.

Critical Accounting Policies

Management’s plan of operation is based upon our financial statements included elsewhere in this Quarterly Report, which have been prepared in accordance with accounting principles generally accepted in the United States.

Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes

We provide for deferred income taxes using the liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and the tax effect of net operating loss carry-forwards. A valuation allowance has been provided as it is more likely than not that the deferred assets will not be realized.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We currently have no floating rate indebtedness, hold no derivative instruments, and do not earn foreign-sourced income. Accordingly, changes in interest rates or currency exchange rates do not generally have a direct effect on our financial position. Changes in interest rates may affect the amount of interest we earn on available cash balances as well as the amount of interest we pay on borrowings. To the extent that changes in interest rates and currency exchange rates affect general economic conditions, we may also be affected by such changes.

Item 3. Controls and Procedures.

Evaluation of disclosure controls and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of March 31, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

Changes in internal controls.

There have been no changes in our internal controls or in other factors that could significantly affect these controls and procedures during the period ended March 31, 2007.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description

*3.1	Certificate of Incorporation

**3.2	Amended and Restated Bylaws

**17.1	Resignation Letter from Jared Shaw, dated January 5, 2007

***17.2	Resignation Letter from Steven Bettinger, dated March 30, 2007

***17.3	Resignation Letter from Ivan Spinner, dated March 30, 2007

***10.1	Common Stock Purchase Agreement between Trinad Capital Master Fund, Ltd, Zane Acquisition I, Inc., Steven Bettinger, Jared Shaw and Ivan Spinner dated April 2, 2007.

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007.

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*	Filed as an exhibit to the Company’s registration statement on Form 10-SB, as filed with the Securities and Exchange Commission on October 19, 2006, and incorporated herein by this reference.

**	Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on January 9, 2007, and incorporated herein by this reference.

***	Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on April 3, 2007, and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 21, 2007	ZANE ACQUISITION I, INC.

	By:	/s/ Robert Ellin
Name: Robert Ellin
Title: Chief Executive Officer