Form 10QSB
period 2007-06-30
ZANE ACQUISITION I INC
filed 2007-08-14
CIK 1372994

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Issuer's telephone number: (310) 601-2500
facsimile number: (310) 277-2741

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No .

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No. ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,000,000 shares of Common Stock, par value $ .0001 per share, outstanding as of August 13 , 2007.

Transitional Small Business Disclosure Format (Check one):   YES ☐   NO ☒

ZANE ACQUISITION I, INC.

–TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Zane Acquisition I, Inc.
Balance Sheet
June 30, 2007
(Unaudited)

Liabilities and Stockholders' Deficit

Current Liabilities
Accrued Expenses		$11,282

Total Current Liabilities		11,282

Stockholders' Deficit
Preferred stock - $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding
Common stock - $0.0001 par value, 75,000,000 shares authorized, 3,000,000 shares issued and oustanding		300
Additional paid-in -capital		52,788
Accumulated deficit		(64,370)
Total Stockholders' Deficit		(11,282)

Total Liabilities and Stockholders' Deficit	$	NONE

See notes to unaudited financial statements.

Zane Acquisition I, Inc.
Statement of Operations
(Unaudited)

	Three Months Ended	Six Months Ended
	June 30, 2007	June 30, 2007

General and Administrative Expenses	$(10,136)	$(27,335)

Net Loss	$(10,136)	$(27,335)

Basic and diluted loss per common share	*	*

Basic and diluted Weighted Average Number of Common Shares Oustanding	3,000,000	3,000,000

* Less Than $0.01 Per Share

See notes to unaudited financial statements.

Zane Acquisition I, Inc.
Statement of Cash Flows
(Unaudited)

Six Months Ended
June 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(27,335)
Adjustments to reconcile net loss to net cash:
used in operating activities:
Changes in assets and liabilities:
Increase in accrued expenses	10,356

Net cash used in operating activities	(16,979)

NET CASH USED IN OPERATING ACTIVITIES:
Sale of common stock	37,500
Redemption of common stock	(37,500)
Contribution of capital	8,088

Net cash provided by financing activities	8,088

Net cash decrease for period	(8,891)

Cash - beginning	8,891

Cash - ending	$ NONE

See notes to unaudited financial statements.

Zane Acquisition I, Inc.
Notes to Unaudited Financial Statements

Note 1 - Organization, Business and Operations

Zane Acquisition I, Inc., (The “Company”) was incorporated in Delaware on July 21, 2006 with the objective of acquiring or merging with an operating business. The Company is currently inactive and is considered a “shell” company by the SEC and has no operations.

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

Management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements as of January 1, 2007. The evaluation was performed for the tax year ended December 31, 2006, which remains subject to examination for Federal and state purposes as of June 30, 2007.

The Company’s policy is to classify assessments, if any, for tax related interest as interest expenses and penalties as general and administrative expenses.

Note 5 - Common Stock

On April 2, 2007, the Company redeemed 2,850,000 shares of its common stock from its stockholders/directors of the Company, for an aggregate purchase price of $37,500.

Also, on April 2, 2007, the Company sold the 2,850,000 shares of the Company’s common stock it redeemed to Trinad Capital Master Fund, Ltd., representing 95% of the issued and outstanding common stock for $37,500.

Item 2. Management’s Plan of Operation.

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

DESCRIPTION OF BUSINESS

Zane Acquisition I, Inc., (“We” or the “Company”) was incorporated in Delaware on July 21, 2006 with the objective of acquiring or merging with an operating business..

We are inactive and are currently considered a “shell” company by the Securities and Exchange Commission with no operations and are controlled by Trinad Capital Master Fund, Ltd. (“Trinad”), our majority shareholder.

We were organized as a vehicle to investigate and, if such investigation warrants, acquire a target entity or business seeking the perceived advantages of being a publicly held corporation and, to a lesser extent, that desires to employ the Company’s funds in its business.

On April 2, 2007, we redeemed 2,850,000 shares of our common stock from our stockholders and directors, for an aggregate purchase price of $37,500.

On April 2, 2007, Trinad Capital Master Fund, Ltd., an exempted Cayman Island Corporation, with an address at 2121 Avenue of the Stars, Suite 2550, Los Angeles, California 90067 (the “Purchaser”) entered into a Common Stock Purchase Agreement (the “Agreement”) with us, Steven Bettinger, Jared Shaw and Ivan Spinner (collectively the “Initial Stockholders”). The managing members of the Purchaser are Robert Ellin and Jay Wolf. Pursuant to the terms of the Agreement, the Initial Stockholders agreed to sell 2,850,000 shares (the “Shares”) of our common stock, $.0001 par value, (“Common Stock”) representing 95% of the issued and outstanding common stock as of April 2, 2007 (the “Closing”) to the Purchaser. In consideration of the purchase of shares, the Purchaser paid at Closing the total sum of thirty-seven thousand five hundred ($37,500) dollars according to the terms of the Agreement. The sale of the shares to the Purchaser, an accredited investor, was made pursuant to the exemptions from registration afforded by Sections 4(2) and 4(6) of the Securities Act of 1933, as amended.

At the time of the change in control, the Purchaser was the beneficial owner of 2,850,000 shares of our common stock. The 2,850,000 shares represent approximately 95% of the total voting stock currently outstanding.

In accordance with the Agreement, Steven Bettinger and Ivan Spinner resigned as directors on our board at Closing, and Robert Ellin, Jay Wolf and Barry I. Regenstein became directors effective as of the Closing under the Agreement.

MANAGEMENT’S PLAN OF OPERATIONS

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

As of June 30, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

Changes in internal controls.

There have been no changes in our internal controls or in other factors that could significantly affect these controls and procedures during the period ended June 30, 2007.

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007.

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

Date: August 14, 2007	ZANE ACQUISITION I, INC.

	By:	/s/ Robert Ellin
Name: Robert Ellin
Title: Chief Executive Officer