Form 10QSB
period 2007-09-30
ZANE ACQUISITION I INC
filed 2007-11-19
CIK 1372994

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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
facsimile number: (310) 277-2741

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,000,000 shares of Common Stock, par value $ .0001 per share, outstanding as of November 13, 2007.

Transitional Small Business Disclosure Format (Check one):   YES ☐   NO ☒

ZANE ACQUISITION I, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Zane Acquisition I, Inc.
Balance Sheet
September 30, 2007
(Unaudited)

Liabilities and Stockholders' Deficit

Current Liabilities
Accrued Expenses		$29,338

Total Current Liabilities		29,338

Stockholders' Deficit
Preferred stock - $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding		0
Common stock - $0.0001 par value, 75,000,000 shares authorized, 3,000,000 shares issued and outstanding		300
Additional paid-in -capital		52,788
Accumulated deficit		(82,426)
Total Stockholders' Deficit		(29,338)

Total Liabilities and Stockholders' Deficit	$	NONE

See notes to unaudited financial statements.

Zane Acquisition I, Inc.
Statement of Operations
(Unaudited)

	Three Months Ended	Inception (July 21, 2006) Through	Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007

General and Administrative Expenses	$(18,056)	(14,110)	$(45,391)

Net Loss	$(18,056)	(14,110)	$(45,391)

Basic and diluted loss per common share	*	*	$(.02)

Basic and diluted Weighted Average Number of Common Shares Outstanding	3,000,000	3,000,000	3,000,000

* Less Than $0.01 Per Share

See notes to unaudited financial statements.

Zane Acquisition I, Inc.
Statement of Cash Flows
(Unaudited)

	Nine Months Ended September 30, 2007		Inception (July 21, 2006) Through September 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss		$(45,391)	$(14,110)
Adjustments to reconcile net loss to net cash:
used in operating activities:
Changes in assets and liabilities:
Increase in accrued expenses		28,412	3,500
Increase in prepaid expenses		-	(2,500)
Net cash used in operating activities		(16,979)	(13,110)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contribution of capital		8,088
Proceeds from issuance of common stock		-	45,000
Net cash provided by financing activities		8,088	45,000

Net cash increase (decrease) for period		(8,891)	31,890

Cash - beginning		8,891	-

Cash - ending	$	NONE	$31,890

See notes to unaudited financial statements.

Zane Acquisition I, Inc.
Notes to Unaudited Financial Statements
September 30, 2007

Note 1 - Organization, Business and Operations

Zane Acquisition I, Inc., (The “Company”) was incorporated in Delaware on July 21, 2006 with the objective of acquiring or merging with an operating business. The Company is currently inactive and is considered a “shell” company by the SEC and has no operations.

Note 2 - Summary of Significant Accounting Polices

Basis of Presentation

The accompanying unaudited financial statements and related notes of the Company have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial statement information and with the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. In the opinion of management, a1l adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations and cash flows for the interim period presented have been included. These financial statements should be read in conjunction with the financial statements of Zane Acquisition I, Inc. together with the Company's Plan of Operations in the Company's Form 10-KSB for the period from July 21, 2006 (inception) to December31, 2006. Interim results are not necessarily indicative of the results for a full year.

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

Note 3 - Going Concern and Management's Plans

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses and negative operating cash flow since inception and future losses are anticipated. The Company's plan of operations, even if successful, may not result in cash flow sufficient to finance and expand its business. These factors raise substantial doubt about the Company's ability to continue as a going concern. As of September 30, 2007, the Company had no assets. Accordingly, the payments of liabilities are dependent upon continued operations of the Company, which in turn is dependent upon management's plans to meet its financing requirements and the success of its future operations. These financial statements do not include any adjustments related to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

We plan to raise additional capital with a view to making ourselves an attractive vehicle to acquire a business. We will then seek a suitable acquisition candidate. No such business has been identified and we are therefore subject to a number of risks, including: any acquisition consummated by us may turn out to be unsuccessful; investors in us will not know what operating business, if any, will be acquired, including the particular industry in which the business operates, and whether dilutive financing will be required therewith; the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future; we may acquire a company in the early stage of development, causing us to incur further risks; we maybe dependent upon the management of an acquired business which has not proven its abilities or effectiveness; we will be controlled by a small number of stockholders, and such control could prevent the taking of certain actions that may be beneficial to other stockholders; our common stock will likely be thinly traded, and the public market may provide little or no liquidity for holders of our common stock.

Note 4 - Income Tax

Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). FIN48 clarifies the accounting for uncertainty in income taxes recognized in the Company's financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company's financial statements as of January 1, 2007 and September 30, 2007.

The Company's policy is to classify assessments, if any, for tax related interest as interest expenses and penalties as general and administrative expenses.

Note 5 - Common Stock

On April 2, 2007, the Company redeemed 2,850,000 shares of its common stock from its stockholders/directors of the Company, for an aggregate purchase price of $37,500.

Also, on April 2, 2007, the Company sold the 2,850,000 shares of the Company's common stock it redeemed to Trinad Capital Master Fund, Ltd., (Trinad Capital) representing 95% of the issued and outstanding common stock for $37,500.

Note 6 - Related Party Transactions

On August 20, 2007, the Company entered into a loan agreement with Trinad Capital, whereby the Company may borrow up to a principal amount of $100,000 (Loan) prior to the Company's Next financing. The Loan bears interest at the rate of 10% per annum. Principal and accrued interest thereon shall be due upon the consummation of a sale of securities (other than a sale of shares of the Company’s common stock to officers, directors or employees of, or consultants of the Company in connection with their services to the Company), to a third party of not less than $200,000 (Next Financing).

On August 20, 2007, the Company entered into a management agreement (Management Agreement) with Trinad Management, LLC (“Trinad”), an affiliate of Trinad Capital. Pursuant to the terms of the Management Agreement, which is for a term of 5 years, Trinad will provide certain management services, including, without limitation the sourcing, structuring and negotiation of a potential business combination transaction involving the Company. The Company has agreed to pay Trinad a management fee of $90,000, per quarter, plus reimbursement of all expenses reasonably incurred by Trinad in connection with the management services. Either party may terminate with prior written notice. However, in the event the Company terminates the Management Agreement, it shall pay to Trinad a termination fee of $1,000,000. Trinad has waived their management fees through September 30, 2007.

Item 2. Management's Plan of Operation.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

We may, in discussions of our future plans, objectives and expected performance in periodic reports filed by us with the Securities and Exchange Commission (“SEC”) (or documents incorporated by reference therein) and in written and oral presentations made by us, include projections or other forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933 or Section 21E of the Securities Act of 1934, as amended. Such projections and forward-looking statements are based on assumptions, which we believe are reasonable but are, by their nature, inherently uncertain. You are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward looking statements as a result of various factors. The factors that might cause such differences include, among others, the following: (i) our inability to obtain sufficient cash to fund ongoing obligations and continue as a going concern; (ii) our ability to carry out our operating strategy; and (iii) other factors including those discussed below. We undertake no obligation to publicly update or revise forward looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-QSB or to reflect the occurrence of unanticipated events.

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

We were organized as a vehicle to investigate and, if such investigation warrants, acquire a target entity or business seeking the perceived advantages of being a publicly held corporation and, to a lesser extent that desires to employ the Company's funds in its business.

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

MANAGEMENT'S PLAN OF OPERATIONS

We plan to raise additional capital with a view to making ourselves an attractive vehicle to acquire a business. We will then seek a suitable acquisition candidate. No such business has been identified and we are therefore subject to a number of risks, including: any acquisition consummated by us may turn out to be unsuccessful; investors in us will not know what operating business, if any, will be acquired, including the particular industry in which the business operates, and whether dilutive financing will be required therewith; the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future; we may acquire a company in the early stage of development, causing us to incur further risks; we maybe dependent upon the management of an acquired business which has not proven its abilities or effectiveness; we will be controlled by a small number of stockholders, and such control could prevent the taking of certain actions that may be beneficial to other stockholders; our common stock will likely be thinly traded, and the public market may provide little or no liquidity for holders of our common stock.

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

As of September 30, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

Changes in internal controls.

There have been no changes in our internal controls or in other factors that could significantly affect these controls and procedures during the period ended September 30, 2007.

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description
10.1	Common Stock Purchase Agreement between TCMF, Zane Acquisition I, Inc., Steven Bettinger, Jared Shaw and Ivan Spinner dated April 2, 2007.*

10.2	Loan Agreement with TCMF dated August 20, 2007.**

10.3	Management Agreement, dated August 20, 2007, between the Company and Trinad Management, LLC.**

31.1
Certification of the Company's Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007.

31.2
Certification of the Company's Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007.

32.1	Certification of the Company's Principal Executive Officer and Principal Financial Officer pursuant to18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

* Filed as an exhibit to the Company's current report on Form 8-K, as filed with the Securities and Exchange Commission on April 3, 2007 and incorporated herein by reference.

** Filed as an exhibit to the Company's current report on Form 8-K, as filed with the Securities and Exchange Commission on August 23, 2007 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2007	ZANE ACQUISITION I, INC.

	By:	/s/ Robert Ellin
Name: Robert Ellin
Title: Chief Executive Officer