Form 10KSB
period 2007-12-31
ZANE ACQUISITION I INC
filed 2008-03-31
CIK 1372994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
EXCHANGE ACT OF 1934

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND
EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number 000-52270
ZANE ACQUISITION I, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	02-0782559
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

2121 Avenue of the Stars, Suite 2550
Los Angeles, CA 90067
(Address of principal executive offices)

(310) 601-2500
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, Par Value $0.0001 Per Share
(Title of Class)

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.   ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☒   No  ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the closing sales price for the registrant’s common equity, as reported on the OTCBB, was $0 as of March 24, 2008.

As of March 26, 2008, the registrant had 3,000,000 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Transitional Small Business Disclosure Format (check one):  Yes   ☐   No  ☒

ZANE ACQUISITION I, INC.
ANNUAL REPORT ON FORM 10-KSB
FOR THE YEAR ENDED DECEMBER 31, 2007

i

PART I

ITEM 1. DESCRIPTION OF BUSINESS

History and Organization

Zane Acquisition I, Inc. (“we,” “us,” “our,” or the “Company”) was incorporated in the State of Delaware on July 21, 2006, with authorized common stock ("Common Stock") of 75,000,000 shares at $0.0001 par value per share. The Company has no operations and at December 31, 2007 the Company was inactive.

On April 2, 2007, the Company redeemed 2,850,000 shares (the “Shares) of its Common Stock from its stockholders Steven Bettinger, Ivan Spinner and Jared Shaw (the “Initial Stockholders”), each a former director of the Company, for an aggregate purchase price of $37,500, pursuant to that certain Redemption Agreement (the “Redemption Agreement”).

On April 2, 2007, Trinad Capital Master Fund, Ltd., (“TCMF”) an exempted Cayman Island Corporation, with an address at 2121 Avenue of the Stars, Suite 2550, Los Angeles, California 90067, entered into a Common Stock Purchase Agreement (the “Agreement”) with the Company and the Initial Stockholders. Pursuant to the terms of the Agreement, the Initial Stockholders sold 2,850,000 shares (the “Shares”) of the Company’s Common Stock representing approximately 95% of the issued and outstanding Common Stock as of April 2, 2007 (the “Closing”), to TCMF. In consideration of the purchase of the Shares, TCMF paid at Closing the total sum of thirty seven thousand five hundred dollars ($37,500), pursuant to and in accordance with the terms of the Agreement. The source of such capital was TCMF’s working capital. The sale of the shares to TCMF, an accredited investor, was made pursuant to the exemptions from registration afforded by Sections 4(1) of the Securities Act of 1933, as amended.

The executive office of the Company is located at 2121 Avenue of the Stars, Suite 2550, Los Angeles, California 90067. Its telephone number is (310) 601-2500. Robert S. Ellin is the Company's President and Chief Executive Officer, Jay A. Wolf is the Secretary and Charles Bentz is the Company’s Chief Financial Officer. Robert S. Ellin, Barry I. Regenstein and Jay Wolf are the Company’s Directors.

TCMF and Management’s Plan of Operation

TCMF, a hedge fund dedicated to investing in micro-cap companies, is seeking to raise additional capital with a view to making the Company an attractive vehicle with which to acquire a business. TCMF intends to then seek a suitable acquisition candidate for the Company (a “Business Combination”). To date, no such Business Combination has been identified and the Company is therefore subject to a number of risks, including: any Business Combination consummated by the Company may turn out to be unsuccessful; the Company’s investors will not know what operating business, if any, will be acquired, including the particular industry in which the business operates and whether financing that could have a dilutive effect on the Company’s present stockholders will be required in connection therewith; the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future; the Company may acquire a company in the early stages of development, causing it to incur further risks; the Company may be dependent upon the management of an acquired business which has not proven its abilities or effectiveness; the Company will be controlled by a small number of stockholders and such control could prevent the taking of certain actions that may be beneficial to other stockholders; and the Company’s common stock will likely be thinly traded, and the public market may provide little or no liquidity for holders of the Company’s common stock.

Company is a Blank Check Company

At present, the Company has no sources of revenue and has no specific business plan or purpose. The Company’s business plan is to seek a Business Combination. As a result, the Company is a “blank check” or “shell” company. Many states have enacted statutes, rules and regulations limiting the sale of securities of shell companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in the Company's securities or undertake any offering of the Company's securities, either debt or equity, until such time as the Company has successfully implemented its business plan and closed on a suitable Business Combination.

The Company’s Common Stock is a “penny stock,” as defined in Rule 3a51-1 under the Exchange Act. The penny stock rules require a broker-dealer, prior to a transaction in penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its sales person in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that the broker-dealer, not otherwise exempt from such rules, must make a special written determination that the penny stock is suitable for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure rules have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. So long as the Common Stock of the Company is subject to the penny stock rules, it may be more difficult to sell the Company’s Common Stock.

Competition

Our primary goal is the acquisition of a target company or business seeking the perceived advantages of being a publicly held corporation. The Company faces vast competition from other shell companies with the same objectives. The Company is in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

Employees

Other than Robert S. Ellin, our President and Chief Executive Officer, Jay A. Wolf, our Secretary, and Charles Bentz, our Chief Financial Officer, the Company currently has no other employees and has no compensated directors.

ITEM 2. DESCRIPTION OF PROPERTY

Currently, we are utilizing the office space of TCMF, located at 2121 Avenue of the stars, Suite 2550, Los Angeles, California 90067, at no cost to us until an acquisition is consummated or a business is established. The amount of office space currently utilized by us is insignificant.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our authorized capital stock consists of 85,000,000 shares of capital stock, of which 75,000,000 are shares of Common Stock, $0.0001 par value per share. Our Common Stock trades on the Over-the -Counter Bulletin Board. There has been no trading activity of our Common Stock since our inception. The holders of our Common Stock:

*	have equal ratable rights to dividends from funds legally available if and when declared by our board of directors;

*	are entitled to share ratably in all of our assets available for distribution to holders of Common Stock upon liquidation, dissolution or winding up of our affairs;

*	do not have preemptive, subscription or conversion rights and there are no redemption or sinking fund provisions or rights; and

*	are entitled to one non-cumulative vote per share on all matters on which stockholders may vote.

All shares of Common Stock now outstanding are fully paid for and non-assessable. We refer you to our Certificate of Incorporation, and Bylaws refer to Exhibits 3.1 and 3.2 and Delaware General Corporation Law for a more complete description of the rights and liabilities of holders of our securities.

Preferred Stock

Our Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of blank check preferred stock, $0.0001 par value per share, or the ("Preferred Stock"). There are currently no issued or outstanding shares of Preferred Stock.

Non-cumulative voting

Holders of shares of our Common Stock do not have cumulative voting rights, which means that the holders of more than 50% of the outstanding shares, voting for the election of directors, can elect all of the directors to be elected, if they so choose, and, in that event, the holders of the remaining shares will not be able to elect any of our directors.

Cash dividends

Since our inception, we have not declared or paid any cash dividends to stockholders. The declaration of any future cash dividend will be at the discretion of our board of directors and will depend upon our earnings, if any, our capital requirements and financial position, our general economic conditions, and other pertinent conditions. It is our present intention not to pay any cash dividends in the foreseeable future, but rather to reinvest earnings, if any, in our business operations.

Holders

As of March 26, 2008, there were four holders of record of our common stock.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

In this section, references to "we," "us," "our," and "ours" refer to Zane Acquisition I, Inc.

The following discussion should be read in conjunction with, and is qualified in its entirety by, the Financial Statements and the Notes thereto included in this report. This discussion contains certain forward-looking statements that involve substantial risks and uncertainties. When used in this report, the words "anticipate," "believe," "estimate," "expect” and similar expressions as they relate to our management or us are intended to identify such forward-looking statements. Our actual results, performance or achievements could differ materially from those expressed in, or implied by, these forward-looking statements. Historical operating results are not necessarily indicative of the trends in operating results for any future period.

This Form 10-KSB for the year ended December 31, 2007 includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: “believe,” “expect,” “estimate,” “anticipate,” “intend,” “project” and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

MANAGEMENT’S PLAN OF OPERATION

We are inactive as of the date of this report. Our objective is to identify an operating company to purchase or merge with and to raise capital to make the Company a more attractive merger candidate. No assurance can be given that we will be successful in meeting our objective.

Most of the activity from July 21, 2006 (date of inception) to December 31, 2007 relates to the Company's maintenance of its public filing requirements described below.

Liquidity and Capital Resources

On August 20, 2007, the Company executed a loan agreement (the "Loan Agreement") with TCMF, whereby TCMF agreed to loan the Company up to a principal amount of $100,000 (the “Loan”), upon the Company's consummation of a Next Financing (as defined below). TCMF shall make advances to the Company in such amounts as the Company shall request from time to time. The Loan bears interest at the rate of 10% per annum. The entire outstanding principal amount of the Loan and any accrued interest thereon shall be due and payable by the Company upon, and not prior to, the consummation of a sale of securities (other than a sale of shares of the Company’s common stock, $0.0001 par value per share, to officers, directors or employees of, or consultants to, the Company in connection with their provision of services to the registrant) to a third party or parties with proceeds to the Company of not less than $200,000 (a “Next Financing”). The business purpose of the Loan is to provide working capital to the Company.

As of December 31, 2007, we have accrued expenses of $11,282 and no cash.

At present, the Company has no sources of revenue and has no specific business plan or purpose. The Company’s business plan is to seek a Business Combination. As a result, the Company is a “blank check” or “shell” company. Many states have enacted statutes, rules and regulations limiting the sale of securities of shell companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in the Company's securities until such time as the Company has successfully implemented its business plan and closed on a suitable Business Combination.

The Company’s Common Stock is a “penny stock,” as defined in Rule 3a51-1 under the Exchange Act. The penny stock rules require a broker-dealer, prior to a transaction in penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its sales person in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that the broker-dealer, not otherwise exempt from such rules, must make a special written determination that the penny stock is suitable for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure rules have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. So long as the Common Stock of the Company is subject to the penny stock rules, it may be more difficult to sell the Company’s Common Stock.

We may enter into a definitive agreement with a wide variety of private businesses without limitation as to their industry or revenues. It is not possible at this time to predict when, if ever, we will enter into a business combination with any such private company or the industry or the operating history, revenues, future prospects or other characteristics of any such company. TCMF intends to raise capital to make us a more attractive acquisition vehicle and then seek a suitable merger candidate. TCMF has not identified anyone for acquisition at this time.

LOAN PAYABLE

On August 20, 2007, the Company executed a loan agreement (the "Loan Agreement") with TCMF, whereby TCMF agreed to loan the Company up to a principal amount of $100,000 (the “Loan”), upon the Company's consummation of a Next Financing (as defined below). TCMF shall make advances to the Company in such amounts as the Company shall request from time to time. The Loan bears interest at the rate of 10% per annum. The entire outstanding principal amount of the Loan and any accrued interest thereon shall be due and payable by the Company upon, and not prior to, the consummation of a sale of securities (other than a sale of shares of the Company’s common stock, $0.0001 par value per share, to officers, directors or employees of, or consultants to, the Company in connection with their provision of services to the registrant) to a third party or parties with proceeds to the Company of not less than $200,000 (a “Next Financing”). The business purpose of the Loan is to provide working capital to the Company.

MANAGEMENT AGREEMENT

On August 20, 2007, the Company entered into a Management Agreement (the “Management Agreement”) with Trinad Management, LLC (“Trinad”), an affiliate of TCMF. The Management Agreement has a term of five years and Trinad will provide certain management services, including, without limitation, the sourcing, and structuring of a potential business combination transaction involving the Company. The Company has agreed to pay Trinad a management fee of $90,000 per quarter, plus reimbursement of all expenses reasonably incurred by Trinad in connection with the provision of management services. Management fees for the year ended December 31, 2007 have been voluntarily waived by Trinad. Either party may terminate with prior notice. However, in the event that the Company terminates the Management Agreement, it shall pay to Trinad a termination fee of $1,000,000.

CRITICAL ACCOUNTING POLICIES

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

Income Taxes

The Company provides for deferred income taxes using the liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and the tax effect of net operating loss carry-forwards. A valuation allowance has been provided as it is more likely than not that the deferred tax assets will not be realized.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157; "Fair Value Measurements", that defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. Prior to this Statement, there were different definitions of fair vale and limited guidance for applying those definitions in GAAP. Moreover, that guidance was dispersed among many accounting pronouncements that require fair value measurements. Differences in that guidance created inconsistencies that added to the complexity in applying GAAP. The changes to current practice resulting from the application of this statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. Statement 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not determined the effect, if any, that may result from the adoption of SFAS 157 on its financial statements.

In February 2007, the FASB issued SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities". SFAS No. 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the "fair value option"). A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157, "Fair Value Measurements". The Company has not determined the effect, if any, that may result from the adoption of SFAS No. 159 on its financial statements

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations - Revised" that improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, this statement establishes principles and requirements how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The changes to current practice resulting from the application of SFAS No. 141(R) are effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of SFAS No. 141(R) before December 15, 2008 is prohibited. The Company has not determined the effect, if any, that may result from the adoption of SFAS No. 141(R) on its financial statements.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51". The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require the following changes. The ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. The amount of consolidated net income attributable to the parent and to the noncontrolling interest must be clearly identified and presented on the face of the consolidated statement of income. When a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary is initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment and entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The changes to current practice resulting from the application of SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of SFAS No. 160 before December 15, 2008 is prohibited. The Company has not determined the effect, if any, that may result from the adoption of SFAS No. 160 on its financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

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

Off-Balance Sheet Arrangements

We do not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not have any undisclosed borrowings or debt, and we have not entered into any synthetic leases. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 7. Financial Statements.

ZANE ACQUISITION I, INC.

- INDEX -

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Zane Acquisition I, Inc.

We have audited the accompanying balance sheet of Zane Acquisition I, Inc. as of December 31, 2007 and the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the year ended December 31, 2007 and for the period July 21, 2006 (inception) through December 31, 2006. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing auditing procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zane Acquisition I, Inc. as of December 31, 2007 and the results of its operations and its cash flows for the year ended December 31, 2007 and for the period July 21, 2006 (inception) through December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has negative working capital and has incurred net losses from inception. This raises substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Raich Ende Malter & Co. LLP
RAICH ENDE MALTER & CO. LLP
New York, New York
March 27, 2008

Zane Acquisition I, Inc.
Balance Sheet
December 31, 2007

ASSETS

Assets	$-

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities
Accrued expenses	$11,282
Note payable - stockholder	25,146

Total Liabilities	36,428

Stockholders' (Deficit)
Preferred stock - $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding	-
Common stock - $0.0001 par value, 75,000,000 shares authorized, 3,000,000 shares issued and outstanding	300
Additional paid-in -capital	52,788
Accumulated (deficit)	(89,516)

Total Stockholders' (Deficit)	(36,428)

Total Liabilities and Stockholders' (Deficit)	$-

See notes to financial statements.

Zane Acquisition I, Inc.
Statement of Operations

	Year Ended December 31, 2007	Period July 21, 2006 (inception) to December 31, 2006

Revenues	$-	$-

General and administrative expenses	52,481	37,035

Net Loss	$(52,481)	$(37,035)

Basic and diluted loss per share	$(0.02)	$(0.01)

Weighted average number of common shares outstanding	3,000,000	3,000,000

See notes to financial statements.

Zane Acquisition I, Inc.
Statements of Changes in Stockholders’ Equity (Deficit)
Year Ended December 31, 2007 and for the period from July 21, 2006 (inception) to December 31, 2006

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Issuance of common stock on July 21, 2006	3,000,000	$300	$44,700		$45,000

Net Loss				$(37,035)	(37,035)

Balance - December 31, 2006	3,000,000	300	44,700	(37,035)	7,965

Redemption of common Stock	(2,850,000)	(285)	(37,215)		(37,500)

Issuance of common Stock	2,850,000	285	37,215		37,500

Capital contribution			8,088		8,088

Net Loss				(52,481)	(52,481)

Balance - December 31, 2007	3,000,000	$300	$52,788	$(89,516)	$(36,428)

See notes to financial statements.

Zane Acquisition I, Inc.
Statements of Cash Flows

	Year Ended December 31, 2007	Period July 21, 2006 (inception) to December 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(52,481)	$(37,035)
Adjustments to reconcile net loss to net cash
used in operating activities:
Increase in accounts payable and accrued expenses	10,356	926

Net cash used in operating activities	(42,125)	(36,109)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable - stockholder	25,146	-
Redemption of common stock	(37,500)	-
Proceeds from issuance of common stock	37,500	45,000
Contribution of capital	8,088	-

Net cash provided by financing activities	33,234	45,000

Net cash decrease for period	(8,891)	8,891

Cash - beginning	8,891	-

Cash - ending	$-	$8,891

See notes to financial statements.

Zane Acquisition I, Inc.
Notes to Financial Statements

Note 1 - Organization, Business and Operations

Zane Acquisition I, Inc., (The “Company”) was incorporated in Delaware on July 21, 2006 with the objective of acquiring or merging with an operating business. The Company is inactive.

Note 2 - Summary of Significant Accounting Polices

Basis of Presentation

The financial statements include all the accounts of the Company.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Income Taxes

Deferred income taxes are provided for temporary differences between financial statement and income tax reporting under the liability method, using expected tax rates and laws that are expected to be in effect when the differences are expected to reverse. A valuation allowance is provided when it is more likely than not, that the deferred tax assets will not be realized.

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

The Company's policy is to classify income tax assessments, if any, as interest expenses for interest assessments and as general and administrative expenses for penalty assessments.

Financial Instruments

The carrying amounts of financial instruments, including cash, notes payable, accounts payable and accrued expenses, approximate their fair values because of their relatively short maturities.

Net Loss per Common Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. The Company had no potentially dilutive securities.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157; "Fair Value Measurements", that defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. Prior to this Statement, there were different definitions of fair vale and limited guidance for applying those definitions in GAAP. Moreover, that guidance was dispersed among many accounting pronouncements that require fair value measurements. Differences in that guidance created inconsistencies that added to the complexity in applying GAAP. The changes to current practice resulting from the application of this statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. Statement 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not determined the effect, if any, that may result from the adoption of SFAS 157 on its financial statements.

In February 2007, the FASB issued SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities". SFAS No. 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the "fair value option"). A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157, "Fair Value Measurements". The Company has not determined the effect, if any, that may result from the adoption of SFAS No. 159 on its financial statements

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations - Revised" that improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, this statement establishes principles and requirements how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The changes to current practice resulting from the application of SFAS No. 141(R) are effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of SFAS No. 141(R) before December 15, 2008 is prohibited. The Company has not determined the effect, if any, that may result from the adoption of SFAS No. 141(R) on its financial statements.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51". The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require the following changes. The ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. The amount of consolidated net income attributable to the parent and to the noncontrolling interest must be clearly identified and presented on the face of the consolidated statement of income. When a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary is initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment and entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The changes to current practice resulting from the application of SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of SFAS No. 160 before December 15, 2008 is prohibited. The Company has not determined the effect, if any, that may result from the adoption of SFAS No. 160 on its financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Note 3 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses from inception of $89,516 and has negative working capital of $36,428. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon management’s plan to find a suitable acquisition or merger candidate, raise additional capital from the sale of stock, receive additional paid in capital and ultimately, income from operations. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

Note 4 - Stockholders’ (Defecit)

Preferred Stock

The preferred stock of the Company may be issued by the Board of Directors of the Company in one or more classes or one or more series within any class and such classes or series shall have such voting powers, full or limited, or no voting powers, and such designations, preferences, limitations, or restrictions as the Board of Directors of the Company may determine, from time to time.

Common Stock

On April 2, 2007, the Company redeemed 2,850,000 shares of its common stock from its stockholders/directors of the Company, for an aggregate purchase price of $37,500.

Also, on April 2, 2007, the Company sold the 2,850,000 shares of the Company's common stock it redeemed to Trinad Capital Master Fund, Ltd., (Trinad Capital), representing 95% of the issued and outstanding common stock for $37,500.

Note 5 – Income Taxes

As of December 31, 2007, the Company had approximately $90,000 of net operating loss (NOL) carryforwards to reduce future Federal income taxes, expiring in various years through 2027. During August 2007, the Company had an ownership change, as defined by the Internal Revenue Service, which may subject the NOL's to annual limitations which could reduce or defer the use of the NOL carryforwards.

As of December 31, 2007, realization of the Company's net deferred tax asset of approximately $35,000 was not considered more likely than not and, accordingly, a valuation allowance of $35,000 has been provided. During the year ended December 31, 2007, the valuation allowance increased by $20,500.

Management has evaluated and concluded that there are no significant uncertain income tax positions requiring recognition in the Company's financial statements as of December 31, 2007.

As of December 31, 2007, the components of the net deferred tax asset consisted of the following:
Deferred tax assets:
Net operating loss carryforwards	$35,000
Valuation allowance	(35,000)
None

Income taxes differ from the amount computed by applying the statutory Federal income tax rate to loss before income taxes, as follows:

	Year Ended December 31,
	2007	2006

Federal income tax, at statutory rate	$18,000	$12,500
State income tax, net of Federal benefit	2,500	2,000
Change in valuation allowance	(20,500)	(14,500)
Income taxes, as recorded	None	None

 Note 6 - Related Party Transactions

On August 20, 2007, the Company entered into a loan agreement with Trinad Capital, whereby the Company may borrow up to a principal amount of $100,000 (Loan) prior to the Company's Next financing. The Loan bears interest at 10% per annum. Principal and accrued interest thereon shall be due upon the consummation of a sale of securities (other than a sale of shares of the Company’s common stock to officers, directors or employees of, or consultants of the Company in connection with their services to the Company), to a third party of not less than $200,000 (Next Financing). As of December 31, 2007, accrued expenses include accrued interest of $226 due to Trinad Capital.

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

Trinad has waived their management fees through December 31, 2007.

The Company utilizes the office space and equipment of Trinad Capital at no cost. Management estimates such amounts to be immaterial.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8(T). CONTROLS AND PROCEDURES

(a)
Evaluation of Disclosure Controls and Procedures. Our chief executive officer (principal executive officer) and chief financial officer (principal financial officer) have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our current disclosure controls and procedures are adequate and effective to ensure that material information relating to the Company was made known to them by others, particularly during the period in which this Annual Report on Form 10-KSB was being prepared.

(b)
Changes in Internal Controls. There were no changes in our internal controls over financial reporting, identified in connection with the evaluation of such internal controls that occurred during our last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

(c)	Management’s Report on Internal Control over Financial Reporting. The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on the assessment, management believes that, as of December 31, 2007, the Company’s internal control over financial reporting is effective based on those criteria.

This Annual Report on Form 10-KSB does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only a management’s report in this Annual Report on Form 10-KSB.

ITEM 8B. OTHER INFORMATION.

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following table contains certain information with respect to our current directors and executive officers.

Name	Age	Principal Occupation

Robert S. Ellin	41	Director, Chief Executive Officer and President

Jay A. Wolf	34	Director and Secretary

Charles Bentz	44	Chief Financial Officer

Barry I. Regenstein	50	Director

Board of Directors and Executive Officers

Robert S. Ellin 41, has served as a director and our Chief Executive Officer since June 15, 2007 and is one of the Managing Members of Trinad Management, LLC. Mr. Ellin is also a Managing Member of Trinad Capital Master Fund, Ltd., our principal stockholder and a hedge fund dedicated to investing in micro-cap public companies. Mr. Ellin currently sits on the boards of Command Security Corporation (CMMD), ProLink Holdings Corporation (PLKH), MPLC, Inc. (MPNC) and U.S. Wireless Data, Inc. (USWD). Prior to joining Trinad Capital Master Fund Ltd., Mr. Ellin was the founder and President of Atlantis Equities, Inc., a personal investment company. Founded in 1990, Atlantis has actively managed an investment portfolio of small capitalization public company as well as select private company investments. Mr. Ellin frequently played an active role in Atlantis investee companies including board representation, management selection, corporate finance and other advisory services. Through Atlantis and related companies, Mr. Ellin spearheaded investments into ThQ, Inc. (OTC:THQI), Grand Toys (OTC: GRIN), Forward Industries, Inc. (OTC: FORD) and completed a leveraged buyout of S&S Industries, Inc. where he also served as President from 1996 to 1998. Prior to founding Atlantis Equities, Mr. Ellin worked in Institutional Sales at LF Rothschild and prior to that he was the Manager of Retail Operations at Lombard Securities. Mr. Ellin received his B.A. from Pace University.

Jay A. Wolf  34,   has served as a director since June 25, 2007 and our Secretary since June 15, 2007 and is one of the Managing Members of Trinad Management, LLC. Mr. Wolf is also a Managing Director of Trinad Capital Master Fund Ltd. Mr. Wolf currently sits on the boards of Shells Seafood Restaurants (SHLL), ProLink Holdings Corporation (PLKH), U.S. Wireless Data, Inc. (USWD) and Optio Software, Inc. Mr. Wolf has ten years of investment and operations experience in a broad range of industries. Mr. Wolf is a co-founder of Trinad Capital, L.P., where he served as a managing director since its inception in 2003. Prior to founding Trinad, Mr. Wolf served as the Executive Vice-President of Corporate Development for Wolf Group Integrated Communications where he was responsible for the company’s acquisition program. Prior to Wolf Group Integrated Communications, Mr. Wolf worked at Canadian Corporate Funding, a Toronto-based merchant bank, in the senior debt department, and subsequently for Trillium Growth, the Canadian Corporate Funding’s venture capital fund. Mr. Wolf received his B.A from Dalhousie University.

Charles Bentz 44, has served as our Chief Financial Officer since June 15, 2007 and has 20 years of accounting and administrative experience in the asset management industry and is a Certified Public Accountant.  Prior to joining to joining Trinad Management, LLC, Mr. Bentz was a Vice President and the Controller of Fletcher Asset Management; Vice President, Controller and Head of Fund Administration & Compliance of the Reserve Funds; Vice President and head of fund administration & compliance of BlackRock Inc.; Vice president and Controller of HHF Acquisition Corp.; and Associate Vice President of Prudential Mutual Fund Management. Mr. Bentz is the Chief Financial Officer of Zane Acquisition I and Zane Acquisition II. Mr. Bentz began his career at Deloitte & Touche, and holds a Bachelor of Science in Accounting from Villanova University.

Barry I. Regenstein 50,   has served as a director since June 15, 2007 and is the President and Chief Financial Officer of Command Security Corporation. TCMF is a significant shareholder of Command Security Corporation. Trinad Capital Master Fund, Ltd. is a significant shareholder of Command Security Corporation and Mr. Regenstein has formerly served as a consultant for Trinad Capital Master Fund, Ltd. Mr. Regenstein has over 28 years of experience with 23 years of such experience in the aviation services industry. Mr. Regenstein was formerly Senior Vice President and Chief Financial Officer of Globe Ground North America (previously Hudson General Corporation), and previously served as the company’s Controller and as a Vice President. Prior to joining Hudson General Corporation in 1982, he had been with Coopers & Lybrand in Washington, D.C. since 1978. Mr. Regenstein currently sits of the boards of GTJ Co., Inc., ProLink Holdings Corporation (PLKH) and MPLC, Inc. (MPNC).  Mr. Regenstein is a Certified Public Accountant and received his Bachelor of Science in Accounting from the University of Maryland and an M.S. in Taxation from Long Island University.

Audit Committee

We do not currently have an Audit Committee because we are not an operating company. If and when we find a suitable merger candidate and we successfully enter into a merger transaction whereby a company with assets and operations survives, we intend to establish an Audit Committee that fulfills the independent and other requirements promulgated by the SEC.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors, and persons owning more than ten percent of a registered class of our equity securities (“ten percent stockholders”) to file reports of ownership and changes of ownership with the SEC. Officers, directors, and ten-percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file with the SEC. To the best of our knowledge, based solely on review of the copies of such reports and amendments thereto furnished to us, we believe that during our fiscal year ended December 31, 2007, all Section 16(a) filing requirements applicable to our officers, directors, and ten percent stockholders were met.

Code of Ethics

We do not currently have a code of ethics because we are not an operating company. If and when we find a suitable merger candidate and we successfully enter into a merger transaction whereby a company with assets and operations survives, we intend to establish a code of ethics.

ITEM 10. EXECUTIVE COMPENSATION

On August 20, 2007, we entered into a Management Agreement (the “Management Agreement”) with Trinad Management, LLC (“Trinad”), an affiliate of TCMF. Pursuant to the terms of the Management Agreement, which is for a term of five years, Trinad will provide certain management services, including, without limitation the sourcing, structuring and negotiation of a potential business combination transaction involving the Company has agreed to pay Trinad a management fee of $90,000 per quarter, plus reimbursement of all expenses reasonably incurred by Trinad connection with the provision of management services. Management fees for the year ended December 31, 2007 were voluntarily waived by Trinad. Either party may terminate with prior written notice. However, in the event the registrant terminates the Management Agreement, it shall pay to Trinad a termination fee of $1,000,000.

Other than as described above, there are no management agreements with our directors or executive officers and we do not anticipate that written agreements will be put in place in the foreseeable future.

We have no plans or arrangements with respect to remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth certain information regarding the beneficial ownership of our common stock as of March 26, 2008, by the (i) named executive officers, (ii) all persons, including groups, known to us to own beneficially more than five percent (5%) of the outstanding common stock, and (iii) all current executive officers and directors as a group. A person (or group) is deemed to be a beneficial owner of common stock if it can be acquired by such person or group within 60 days from March 24, 2008, upon the exercise of warrants, options or other rights exercisable for, or convertible into, common stock. As of March 26, 2008, there were a total of 3,000,000 shares of common stock outstanding.

Except as otherwise indicated, the address of each of the following persons is c/o Zane Acquisition I, Inc., 2121 Avenue of the Stars, Suite 2550, Los Angeles, CA 90067:

CERTAIN HOLDERS OF COMMON STOCK

	Beneficially Owned as of December 31, 2007 (1)
	Number of		Percent of
Name and Address of Owner	Shares		Class

Trinad Capital Master Fund Ltd (TCMF).	2,850,000		95%
Current directors or officers:
Robert S. Ellin	2,850,000	(1)	95%
Jay A. Wolf	2,850,000	(1)	95%
All current directors and named executive officers as
a group (four persons)	5,870,000		94.04%

(1) TCMF owns approximately 94% of our outstanding common stock. Robert Ellin and Jay Wolf, two of our directors and executive officers, are principals of Trinad Management, LLC which serves as the investment advisor to TCMF. As a result, each of Messrs. Ellin and Wolf may be deemed to beneficially own an aggregate of 2,850,000 shares of Common Stock. Each of Messrs. Ellin and Wolf disclaims beneficial ownership of these securities except to the extent of their remaining interest therein.

Changes in Control

We are unaware of any contract or other arrangement which may at a subsequent date result in a change in control of our Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On August 20, 2007, the Company executed a loan agreement (the "Loan Agreement") with TCMF, whereby TCMF agreed to loan to the Company up to a principal amount of $100,000 (the “Loan”) upon Company's consummation of a Next Financing (as defined below). TCMF shall make advances to the Company in such amounts as the Company shall request from time to time. The Loan bears interest at the rate of 10% per annum. The entire outstanding principal amount of the Loan and any accrued interest thereon shall be due and payable by the Company on the consummation of a sale of shares (other than a sale of shares of the Company’s common stock, $0.0001 par value per share, to officers, directors or employees of, or consultants to, the Company in connection with services provided to the Company) to a third party or parties with proceeds to the Company of not less than $200,000 (a “Next Financing”). No amounts were borrowed against this loan at December 31, 2007.

On August 20, 2007, the Company entered into a Management Agreement (the “Management Agreement”) with Trinad Management, LLC (“Trinad”), an affiliate of TCMF. Pursuant to the terms of the Management Agreement, which is for a term of five years, Trinad will provide certain management services, including, without limitation, the sourcing, structuring and negotiation of a potential business combination transaction involving the Company. The Company has agreed to pay Trinad a management fee of $90,000 per quarter, plus reimbursement of all expenses reasonably incurred by Trinad in connection with the provision of management services. Management fees for the year ended December 31, 2007 were voluntarily waived by Trinad. Either party may terminate the Management Agreement with prior written notice. However, in the event the Company terminates the Management Agreement, it shall pay to Trinad a termination fee of $1,000,000.

Our board of directors currently consists of three members. They are Robert Ellin, Jay Wolf and Barry Regenstein. Mr. Regenstein is an independent director. We have determined his independence using the definition of independence set forth in NASD Rule 4200.

ITEM 13. EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT

2.1	Common Stock Purchase Agreement dated April 2, 2007 between the Registrant, TCMF and the Initial Stockholders (2)

2.2	Redemption Agreement dated April 2, 2007 (2)

3.1	Certificate of Incorporation (3)

3.2	Bylaws (4)

10.1	Loan Agreement with Trinad Capital Master Fund, Ltd., dated August 20, 2007 (1)

10.2	Management Agreement dated August 20, 2007 between Company and Trinad Management, LLC (1)

31.1	Certification of Chief Executive Officer *

31.2	Certification of Chief Financial Officer *

32.1	Certification of Principal Executive Officer pursuant to U.S.C. Section 1350 *

32.2	Certification of Principal Financial Officer pursuant to U.S.C. Section 1350 *

* Filed herewith.

(1) Incorporated by reference to the Registrant’s Current Report on Form 8-K dated August 23, 2007
(2) Incorporated by reference to the Registrant's Current Report on Form 8-K dated April 4, 2007
(3) Incorporated by reference to the Registrant's Current Report on Form 10-SB dated October 19, 2006.
(4) Incorporated by reference to the Registrant's Current Report on Form 8-K dated January 9, 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table presents fees for professional audit services rendered by Raich Ende Malter & Co. LLP for the years ended December 31, 2007 and 2006:

	2007	2006
Audit fees:(1)	$22,000	$16,500
Audit related fees:(2)	0	0
Tax fees:(3)	0	0
All other fees:(4)	0	0

Total	$22,000	$16,500

Policy on Pre-Approval of Audit and Permissible Non-audit Services of Independent Auditors

Consistent with SEC policies regarding auditor independence, the Board of Directors has responsibility for appointing, setting compensation and overseeing the work of the independent auditor. In recognition of this responsibility, the Board of Directors has established a policy to pre-approve all audit and permissible non-audit services provided by the independent auditor.

Prior to engagement of the independent auditor for the next year’s audit, management will submit an aggregate of services expected to be rendered during that year for each of the following four categories of services to the Board of Directors for approval.

1.   Audit services include audit work performed in the preparation of financial statements, as well as work that generally only the independent auditor can reasonably be expected to provide, including comfort letters, statutory audits, and attest services and consultation regarding financial accounting and/or reporting standards.

2.   Audit-Related services are for assurance and related services that are traditionally performed by the independent auditor, including due diligence related to mergers and acquisitions, employee benefit plan audits, and special procedures required to meet certain regulatory requirements.

3.   Tax services include all services performed by the independent auditor’s tax personnel except those services specifically related to the audit of the financial statements, and includes fees in the areas of tax compliance, tax planning, and tax advice.

4.   Other Fees are those associated with services not captured in the other categories.

Prior to engagement, the Board of Directors pre-approves these services by category of service. The fees are budgeted and the Board of Directors requires the independent auditor and management to report actual fees versus the budget periodically throughout the year by category of service. During the year, circumstances may arise when it may become necessary to engage the independent auditor for additional services not contemplated in the original pre-approval. In those instances, the Board of Directors requires specific pre-approval before engaging the independent auditor.

The Board of Directors may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the Board of Directors at its next scheduled meeting.

Our Board of Directors pre-approved the retention of Raich Ende Malter & Co. LLP for all audit and audit-related services during fiscal year 2007.

SIGNATURES

In accordance with Section 13 or 15 of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Zane Acquisition I, Inc.

Dated: March 31, 2008	By:	/s/ Robert S. Ellin
Robert S. Ellin Chairman of the Board, Chief Executive Officer

In accordance with the requirements of the Exchange Act, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Robert S. Ellin	Director and Chief Executive	March 31, 2008
Robert S. Ellin	Officer

/s/ Jay A. Wolf	Director and Secretary	March 31, 2008
Jay A. Wolf

/s/ Charles Bentz	Chief Financial Officer	March 31, 2008
Charles Bentz